Form 10QSB
period 2001-02-28
MULTIMOD INVESTMENTS LTD
filed 2001-05-03
CIK 1121601

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended February 28, 2001, Commission File Number 0-31335


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

                             Yes    x           No
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

                          Interim Financial Statements

                               February 28, 2001

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM BALANCE SHEET
FEBRUARY 28, 2001
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
                                                                     =======


The accompanying notes are an integral part of these financial statements

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
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

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
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
                                                                      ======

The accompanying notes are an integral part of these financial statements

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
(UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage        Totals
Balance - August 31,
 2000                400,000   $  400       $   -       $  (400)     $   -


Stock issued for
 services              -           -            -            -           -

Net loss for period    -           -            -            -           -
                    --------    -----        ------       ------      ------

Balances - February
 28, 2001            400,000   $  400       $   -       $  (400)     $   -
                    ========    =====        ======       =====       ======











The accompany notes are an integral part of these financial statements.

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
FEBRUARY 28, 2001
(UNAUDITED)

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

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
FEBRUARY 28, 2001
(UNAUDITED)

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         None


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see Statements of Operations

         Reports on Form 8-K - None

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


MULTIMOD INVESTMENTS, LTD.




BY: /s/ M. WINICK
   ---------------------------
   Marvin N. Winick, President


Dated:  May 2, 2001