Form 10QSB/A
period 2001-11-30
MULTIMOD INVESTMENTS LTD
filed 2002-05-29
CIK 1121601

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 2001, Commission File Number 0-31335


                        MULTIMOD INVESTMENTS, LTD.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Nevada                              Not Available
       ------------------------     --------------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification Number)


                   14 Pico Crescent, Thornhill, Ontario L4J 8P4
             ----------------------------------------------------
           (address of principal executive offices) (Zip Code)

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

                            10,024,000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                             MULTIMOD INVESTMENTS, LTD.
                          (A Development Stage Company)

                          Interim Financial Statements

                               November 30, 2001

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM BALANCE SHEET
NOVEMBER 30, 2001
(UNAUDITED)

                                                          2001        2000

ASSETS
Current Assets
Cash                                                  $   -         $    -
                                                       --------      -------

Total Current Assets                                                     -
                                                       --------      -------

Other Assets
Incorporation costs                                         545          545
                                                       --------      -------

Total Other Assets                                          545          545
                                                       --------      -------

TOTAL ASSETS                                          $     545     $    545
                                                       ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                      $   1,500     $   -
Advance from shareholder                                    545          545
                                                       --------      -------

TOTAL CURRENT LIABILITIES                                 2,045          545
                                                       --------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 10,024,000( 2000 - 400,000)                          10,024          400
Deficit accumulated during the development stage        (11,524)        (400)
                                                       --------       -------

Total Stockholders' Equity                               (1,500)          -
                                                       --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     545     $    545
                                                       ========      ========


The accompanying notes are an integral part of these financial statements

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
(UNAUDITED)


                                                                     From
                                                                   Inception
                                                                   to Nov 30,
                                                  2001      2000     2001
INCOME                                        $     -  $     -      $    -
                                               -------  --------     -------

OPERATING EXPENSES
Professional Fees                                   -        -         1,500
Amortization Expenses                               -        -           -
Administrative Expenses                             -        -        10,024
                                               -------  --------     -------

Total Operating Expenses                            -        -        11,524
                                               -------  --------     -------

Net Loss from Operations                      $     -  $     -      $(11,524)
                                               =======  ========     =======

Weighted average number of shares
 outstanding                                10,024,000   400,000  10,024,000
                                            ==========   =======  ==========

Net Loss Per Share                            $     -   $    -      $(0.001)
                                               =======   =======    =======


The accompanying notes are an integral part of these financial statements.

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
(UNAUDITED)

Indirect Method

                                                         2001        2000

Cash Flows From Operating Activities
Net loss                                               $   -       $    -
Adjustments to reconcile net loss to net cash used
 operating activities:
 Stock issued for services                                 -             -
Changes in assets and liabilities
 Increase in Advance from Shareholder                      -             -
 Increase in Other Assets                                  -             -
                                                        -------       ------

                                                           -             -
                                                        -------       ------

Net Cash Used in Operating Activities                      -             -
                                                        -------       ------

Cash Flow From Financing Activities
Issuance of common stock                                   -             -
                                                        -------       ------

Net Cash Provided By Financing Activities                  -             -
                                                        -------       ------

Increase(decrease) in Cash                                 -             -

Cash and Cash Equivalents - Beginning of period            -             -
                                                        -------       ------

Cash and Cash Equivalents - End of period              $   -         $   -
                                                        =======       ======

Supplemental Cash Flow Information
 Interest paid                                         $   -         $   -
                                                        =======       ======
 Taxes paid                                            $   -         $   -
                                                        =======       ======

The accompanying notes are an integral part of these financial statements

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
(UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage        Totals
Balance - August 31,
 2001              10,024,000  $10,024     $   -       $(11,524)     $(1,500)


Stock issued for
 services              -           -            -            -           -

Net loss for period    -           -            -            -           -
                    --------    -----        ------       ------      ------

Balances - November
 30, 2001          10,024,000  $10,024     $    -      $(11,524)     $ (1,500)
                    ========    =====        ======       =====       ======











The accompany notes are an integral part of these financial statements.

MULTIMOD INVESTMENTS LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
November 30, 2001
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies:

	Nature of Business

 Multimod Investments, Ltd. (the "Company") was incorporated on May 12, 2000 under the laws of the State of Nevada. The Company's primary business operations are to and engage in internet related businesses. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

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

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
November 30, 2001
(UNAUDITED)

	Fair Value of Financial Instruments

 The carrying amounts of accounts payable and advance for shareholder are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

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

 Note 2 - Capital Stock Transactions

 The authorized capital is 50,000,000 shares of common stock at $.001 par value. The Company has issued at total of 10,024,000 shares of common stock for services rendered as administrative expenses at a cost of $10,024 which has been expensed in prior periods.

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


Dated:  May 22, 2002