Form 10QSB/A
period 2002-02-28
MULTIMOD INVESTMENTS LTD
filed 2002-05-29
CIK 1121601

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended February 28, 2002, Commission File Number 0-31335


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

                          Interim Financial Statements

                               February 28, 2002

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM BALANCE SHEET
February 28, 2002
(UNAUDITED)

                                                          2002        2001

ASSETS
Current Assets
Cash                                                  $   -         $    -
                                                       --------      -------

Total Current Assets                                                     -
                                                       --------      -------

Other Assets
Incorporation costs                                         545          545
                                                       --------      -------

Total Other Assets                                          545          545
                                                       --------      -------

TOTAL ASSETS                                          $     545     $    545
                                                       ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                      $   1,500     $   -
Advance from shareholder                                    545          545
                                                       --------      -------

TOTAL CURRENT LIABILITIES                                 2,045          545
                                                       --------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 10,024,000( 2001 - 400,000)                          10,024          400
Deficit accumulated during the development stage        (11,524)        (400)
                                                       --------       -------

Total Stockholders' Equity                               (1,500)          -
                                                       --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     545     $    545
                                                       ========      ========


The accompanying notes are an integral part of these financial statements

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
(UNAUDITED)


                                                                     From
                                                                   Inception
                                                                   to Feb 28,
                                                  2002      2001     2002
INCOME                                        $     -  $     -      $    -
                                               -------  --------     -------

OPERATING EXPENSES
Professional Fees                                   -        -         1,500
Amortization Expenses                               -        -           -
Administrative Expenses                             -        -        10,024
                                               -------  --------     -------

Total Operating Expenses                            -        -        11,524
                                               -------  --------     -------

Net Loss from Operations                      $     -  $     -      $(11,524)
                                               =======  ========     =======

Weighted average number of shares
 outstanding                                10,024,000   400,000  10,024,000
                                            ==========   =======  ==========

Net Loss Per Share                            $     -   $    -      $(0.001)
                                               =======   =======    =======


The accompanying notes are an integral part of these financial statements.

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
(UNAUDITED)

Indirect Method

                                                         2002        2001

Cash Flows From Operating Activities
Net loss                                               $   -       $    -
Adjustments to reconcile net loss to net cash used
 operating activities:
 Stock issued for services                                 -             -
Changes in assets and liabilities
 Increase in Advance from Shareholder                      -             -
 Increase in Other Assets                                  -             -
                                                        -------       ------

                                                           -             -
                                                        -------       ------

Net Cash Used in Operating Activities                      -             -
                                                        -------       ------

Cash Flow From Financing Activities
Issuance of common stock                                   -             -
                                                        -------       ------

Net Cash Provided By Financing Activities                  -             -
                                                        -------       ------

Increase(decrease) in Cash                                 -             -

Cash and Cash Equivalents - Beginning of period            -             -
                                                        -------       ------

Cash and Cash Equivalents - End of period              $   -         $   -
                                                        =======       ======

Supplemental Cash Flow Information
 Interest paid                                         $   -         $   -
                                                        =======       ======
 Taxes paid                                            $   -         $   -
                                                        =======       ======

The accompanying notes are an integral part of these financial statements

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
(UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage        Totals
Balance - August 31,
 2001              10,024,000  $10,024     $   -       $(11,524)     $(1,500)


Stock issued for
 services              -           -            -            -           -

Net loss for period    -           -            -            -           -
                    --------    -----        ------       ------      ------

Balances - February
 28, 2002          10,024,000  $10,024     $    -      $(11,524)     $ (1,500)
                    ========    =====        ======       =====       ======











The accompany notes are an integral part of these financial statements.

MULTIMOD INVESTMENTS LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
February 28, 2002
(UNAUDITED)

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

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
February 28, 2002
(UNAUDITED)

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