Form 10KSB/A
period 2001-08-31
MULTIMOD INVESTMENTS LTD
filed 2002-10-03
CIK 1121601

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        Form 10-KSB/A

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


Mr. Marvin N. Winick, 52 years old, has been a Director of the Company since inception May 12, 2000. Mr. Winick is a self employed Canadian accountant who has done consulting and accounting for several U.S. companies including Omicron
Technologies, Inc., Dyncom , Inc. Nature Treat Products Inc.   and Auto.com Inc.
He has been a director of a public company Tokn, Inc. since 1989.. Mr. Winick has had several years of computer, accounting and experience in US securities laws which has helped him to assist other companies as mentioned above.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of October 2, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

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

DATE:   October 2, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES				TITLE				        DATE
------------------   ---------------                      ------------

/s/   MARVIN WINICK      Director, President              October 2, 2002
----------------------
Marvin Winick

/s/   STERLING KLEIN	 Director, Secretary/Treasurer    October 2, 2002
----------------------
Sterling Klein

/s/   SAKWINDER NARWAL	 Director			          October 2, 2002
----------------------
Sakwinder Narwal

                                  MULTIMOD INVESTMENTS, LTD.
                                 (A Development Stage Company)


                                    Financial Statements
                                      August 31, 2001

                                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Multimod Investments, Ltd.


We have audited the accompanying balance sheet of Multimod Investments, Ltd. (A Development Stage Company) as of August 31, 2001 and 2000, and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period May 12, 2000(inception) to August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multimod Investments, Ltd. at August 31, 2001, and the results of their operations and their cash flows for the year then ended and for the period, May 12, 2000(inception) to August 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
June 27, 2002

                                      MULTIMOD INVESTMENTS, LTD.
                                     (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEET
                                          AUGUST 31,


                                                     2001        2000

ASSETS:

Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------

Other Assets
Incorporation Costs                                    -           -
                                                    --------    -------
Total Other Costs                                      -           -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $   -
                                                    ========    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   $  1,500    $   -
Advance from shareholder                                545        545
                                                    -------     ------

TOTAL CURRENT LIABILITIES                             2,045        545
                                                    -------     ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 10,024,000 shares issued and
    outstanding( 2000 - 400,000)                     10,024        400
  Deficit accumulated during the development stage  (12,069)      (945)
                                                   --------     ------

Total Stockholders' Equity                           (2,045)      (545)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $      -
                                                    =======    =======

The accompanying notes are an integral part of these financial statements.

                              MULTIMOD INVESTMENTS, LTD.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS


                                                  May 12,    May 12,
                                        Year       2000       2000
                                        Ended (Inception)  (Inception)
                                        Aug 31   to Aug       to Aug
                                         2001    31, 2000    31, 2001

INCOME                                $     -  $     -      $     -

OPERATING EXPENSES:
Professional Fees                       1,500        -         1,500
Amortization Expense                       -         -            -
Administrative Expenses                 9,624       945       10,569
                                       ------   -------      -------
Total Operating Expenses               11,124       945       12,069
                                       ------   -------      -------

Net Loss from Operations             $(11,124) $   (945)    $(12,069)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                2,004,000   400,000
                                    =========   =======

Net Loss Per Share                   $ (0.006) $ (0.001)
                                      =======   =======






















The accompanying notes are an integral part of these financial statements.

                                  MULTIMOD INVESTMENTS, LTD.
                                (A Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance ? May 12,
  2000                       $    -    $    -     $     -        $     -

Stock issued for
  Services           400,000     400        -           -            400
Net loss for
  Period               -          -         -         (945)         (945)
                   --------   ------   --------    --------       ------
Balance -  August
       31, 2000      400,000 $   400   $    -     $   (945)      $  (545)

Stock issued for
    Services       9,624,000   9,624        -           -          9,624
Net loss for year      -          -         -      (11,124)      (11,124)
                  ----------  ------    -------    -------         -------
Balance - August
   31, 2001       10,024,000 $10,024   $    -     $(12,069)     $ (2,045)
                  ==========  ======    =======    =======       ========






















The accompanying notes are an integral part of these financial statements.

                                  MULTIMOD INVESTMENTS, LTD.
                                (A Development Stage Company)
                                    STATEMENT OF CASH FLOWS



                                                  May 12,    May 12,
                                        Year       2000       2000
                                        Ended (Inception)  (Inception)
                                        Aug 31   to Aug       to Aug
                                         2001    31, 2000    31, 2001

Cash Flows From Operating Activities:
  Net (Loss)                           $ (11,124) $  (945)  $ (12,069)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services               9,624      400      10,024
   Changes in assets and liabilities:
    Increase in accounts payable           1,500       -        1,500
    Increase in Other Assets                 -         -          -
                                        --------    -----     -------
                                          11,124      400      11,524
                                        --------    -----     -------

Net Cash Used in Operating Activities        -       (545)       (545)
                                        --------    -----     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                   -         -           -
  Advances from shareholder                  -        545         545
                                         --------   -----     -------

  Net Cash Provided By Financing
        Activities                           -        545         545
                                         --------   -----     -------

Increase (Decrease) in Cash                  -         -           -

Cash and Cash Equivalents - Beginning of
       period                                -         -           -
                                         --------   -----     -------

Cash and Cash Equivalents - End of
       period                          $     -     $   -     $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $     -     $   -     $      -
                                        ========    =====     ========
  Taxes paid                           $     -     $   -     $      -
                                        ========    =====     ========

The accompanying notes are an integral part of these financial statements.

                                MULTIMOD INVESTMENTS, LTD.
                               (A Development Stage Company)
                              Notes To Financial Statements
                                    August 31, 2001

Note 1 - General:

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

Note 2 - Summary of Significant Accounting Policies

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

	Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

	Estimates

The preparation of financial statements in conformity with accounting principles Accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Note 3 - Capital Stock Transactions

The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. During this fiscal year ended August 31, 2001 the Company issued 9,624,000 shares of common stock for services rendered in the amount of $ 9,624.

Note 4 - Advance from Shareholder

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


















                             MULTIMOD INVESTMENTS, LTD.
                           (A Development Stage Company)
                           Notes To Financial Statements
                                August 31, 2001

Note 5 -Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for Any period because the Company has incurred losses in all periods and for all jurisdictions

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $ 12,069
  Valuation allowance for deferred tax assets             (12,069)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of August 31, 2001, the Company had net operating loss carryforwards of approximately $ 11,524 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has generated no revenues and current liabilities exceed current assets by $ 2,045.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 7 - RESTATEMENT OF COMPARATIVE FIGURES

The 2000 comparative figures have been restated to reflect the write off of incorporation costs. As result net loss has increased by $ 545 and the opening deficit has increased by the same amount.

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

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Multimod Investments, Ltd.

We consent to incorporation of our report dated June 27, 2002, of the balance sheets of Multimod Investments, Ltd.. as of August 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended, which report appears in the August 31, 2001 annual report on Form 10-KSB of Multimod Investments, Ltd.


Michael Johnson & Co. LLP
Dated: October 1, 2002