Form 10QSB
period 2002-05-31
MULTIMOD INVESTMENTS LTD
filed 2002-10-03
CIK 1121601

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2002, Commission File Number 0-31335


                               MULTIMOD INVESTMENTS, LTD.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Nevada                              Not Available
       ------------------------     -----------------------------------
---
      (State of Incorporation)      (I.R.S. Employer Identification
Number)


                   14 Pico Crescent, Thornhill, Ontario L4J 8P4
             ----------------------------------------------------
           (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (905) 731-0189


                             Not Applicable
       ----------------------------------------------------------------
-
       (Former name, address or fiscal year if changed since last report)


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

                          Interim Financial Statements

                               May 31, 2002

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM BALANCE SHEET
MAY 31, 2002
(UNAUDITED)

                                                      2002        2001

ASSETS
Current Assets
Cash                                             $     -     $     -
                                                  --------      -------

Total Current Assets                                   -           -
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $     -     $     -
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $   1,500      $   -
Advance from shareholder                               545          545
                                                  --------      -------

TOTAL CURRENT LIABILITIES                            2,045          545
                                                  --------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 10,024,000( 2001 - 1,000,000)                  10,024        1,000
Deficit accumulated during the development stage  (12,069)      (1,545)
                                                 --------      -------

Total Stockholders' Equity                         (2,045)        (545
                                                --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     -     $       -
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2002
(UNAUDITED)


                                                            From
                                                         Inception
                                                           To May 31
                                           2002      2001     2002
INCOME                                   $    -  $    -      $    -
                                          -------  ------     -------

OPERATING EXPENSES
Professional Fees                           -        -         1,500
Amortization Expenses                       -        -           -
Administrative Expenses                     -        -        10,569
                                         -------  -------     ------

Total Operating Expenses                    -        -        12,069
                                       -------  --------     -------

Net Loss from Operations                 $    - $    -      $(12,069)
                                          =======  =======   =======

Weighted average number of shares
 outstanding                       10,024,000 1,000,000  10,024,000
                                   ========== =========  ==========

Net Loss Per Share                    $     -   $    -      $(0.001)
                                       =======   =======    =======


The accompanying notes are an integral part of these financial statements.

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2002
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
                                                =======       ======

The accompanying notes are an integral part of these financial statements

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE NINE MONTHS ENDED MAY 31, 2002
(UNAUDITED)



                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - August 31,
 2001         10,024,000  $10,024     $   -       $(12,069)   $(2,045)


Stock issued for
 services           -         -            -            -         -

Net loss for period -         -            -            -         -
               --------    -----        ------       ------    ------

Balances - May 31
     2002     10,024,000  $10,024     $    -      $(12,069)   $(2,045)
              ==========   ======       ======     =======     ======




















The accompany notes are an integral part of these financial statements.

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
May 31, 2002
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies:

	Nature of Business

MULTIMOD INVESTMENTS, LTD. (the "Company") was incorporated on May 12,2000 under The laws of the State of Nevada. The Company's primary Business operations are to and engage in internet related businesses. The Company is searching for a viable entity upon which to merge and/or acquire. The
Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

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

	Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

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

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
May 31, 2002
(UNAUDITED)

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

Note 2 - Capital Stock Transactions

The authorized capital is 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The Company has issued at total of 10,024,000 shares of common stock for services rendered as administrative expenses at a cost of $10,024 which has been expensed in prior periods.

Note 3 - Advance from Shareholder

An officer of the Company advanced cash to the Company for start-up incorporation costs of $545. This advance was unsecured, bears no interest, and is due on demand.

MULTIMOD INVESTMENTS, LTD.
(A Development Stage Company)
Notes To Interim Financial Statements
May 31, 2002
(UNAUDITED)

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


Note 5 - Change in Accounting Treatment - Incorporation Costs

In conformity with SOP 98-5 issued April 3, 1998, the financial statements of the comparative period have been amended to expense the incorporation costs of $ 545. Consequently, the opening deficit for the current period has been increased as a result of the amendment in the amount of $ 545.

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


Dated:  September 24, 2002