Form 10QSB
period 2003-11-30
MULTIMOD INVESTMENTS LTD
filed 2004-12-01
CIK 1121601

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 2003, Commission File No. 0-31335


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

                          Interim Financial Statements

                               November 30, 2003
                                   (UNAUDITED)

                           Multimod Investments, Ltd.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                               NOVEMBER 30, 2003
                                  (UNAUDITED)


                                                  November  Year Ended
                                                    30,      August 31
                                                   2003        2003
                                                (Unaudited)  (Audited)
ASSETS
Current Assets
Cash                                             $   -        $   -
                                                  -------      -------

Total Current Assets                                 -            -
                                                  -------      -------

Other Assets
Incorporation costs                                  -            -
                                                  -------      -------

Total Other Assets                                   -            -
                                                  -------      -------

TOTAL ASSETS                                     $   -        $   -
                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $    750     $    750
Advance from shareholder                            2,795        2,795
                                                  -------      -------
TOTAL CURRENT LIABILITIES                           3,545        3,545
                                                  -------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding                  -            -
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 10,024,000(August 31, 2003 - 10,024,000)       10,024       10,024

Deficit accumulated during the development stage  (13,569)     (13,569)
                                                  -------      -------

Total Stockholders' Equity                         (3,545)      (3,545)
                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   -        $   -
                                                  =======      =======


The accompanying notes are an integral part of these financial statements

                           Multimod Investments, Ltd.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003
                                  (UNAUDITED)


                                                                    From
                                                                 May 12, 2000
                                                                  (Inception)
                                          Three Months Ended          to
                                            November  30,        November 30,
                                          2003      2002             2003
INCOME                                   $   -      $   -        $   -
                                          -------    -------      -------

OPERATING EXPENSES
Professional Fees                            -          -           3,000
Amortization Expenses                        -          -            -
Administrative Expenses                      -          -          10,569
                                          -------    -------      -------

Total Operating Expenses                     -          -          13,569
                                          -------    -------      -------

Net Loss from Operations                 $   -      $   -        $(13,569)
                                          =======    =======      =======

Weighted average number of shares
 outstanding                           10,024,000   10,024,000
                                       ==========   ==========

Net Loss Per Share                       $   -      $   -
                                          =======    =======








The accompanying notes are an integral part of these financial statements.

                           Multimod Investments, Ltd.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003
                                  (UNAUDITED)



                                                                    From
                                                                  May 12, 2000
                                                                  (Inception)
                                          Three Months Ended          to
                                            November  30,        November 30,
                                          2003      2002             2003


Cash Flows From Operating Activities
Net loss                                  $   -    $   -        $  (13,569)
Adjustments to reconcile net loss to
net cash used operating activities:
 Stock issued for services                    -        -            10,024
Changes in assets and liabilities
 Increase(decrease)in accounts payable        -        -               750
 Increase in Other Assets                     -        -              -
                                          -------   -------        -------

                                              -        -            10,774
                                          -------   -------        -------

Net Cash Used in Operating Activities         -        -            (2,795)
                                          -------   -------        -------

Cash Flow From Financing Activities
Issuance of common stock                      -        -              -
Advances from shareholder                     -        -             2,795
                                          -------   -------        -------
Net Cash Provided By Financing Activities     -        -             2,795
                                          -------   -------        -------
Increase(decrease) in Cash                    -        -              -

Cash and Cash Equivalents - Beginning of
           period                             -        -              -
                                          -------   -------        -------
Cash and Cash Equivalents - End of
           period                        $    -    $   -          $   -
                                          =======   =======        =======
Supplemental Cash Flow Information
 Interest paid                           $    -    $   -          $   -
                                          =======   =======        =======
 Taxes paid                              $   -     $   -          $   -
                                          =======   =======        =======

The accompanying notes are an integral part of these financial statements

                           Multimod Investments, Ltd.
                         (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                FROM INCEPTION(MAY 12, 2000) TO NOVEMBER 30, 2003
                                  (UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage       Totals
Balance - May 12,
 2000                   -      $   -      $    -       $    -     $    -


Stock issued for
 services             400,000       400        -            -          400

Net loss for
   period               -          -           -           (945)      (945)
-
                     --------   -------     -------     -------    -------

Balance - August
 31, 2000             400,000  $    400    $   -       $   (945)  $   (545)

Stock issued for
 services           9,624,000     9,624        -            -        9,624

Net loss for
   year                 -          -           -        (11,124)   (11,124)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2001          10,024,000  $ 10,024    $   -       $(12,069)  $ (2,045)

Stock issued for
 services               -          -           -            -         -

Net loss for
   year                 -          -           -           (750)      (750)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)

Net loss - August
 31, 2003              -           -           -           (750)      (750)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2003          10,024,000  $ 10,024    $   -       $(13,569)  $ (3,545)

Net loss - November
  30, 2003             -           -           -            -          -
                   ----------   -------     -------     -------    -------
Balance - November
 30, 2003          10,024,000  $ 10,024    $   -       $(13,569)  $ (3,545)
                   ==========   =======     =======     =======    =======











The accompany notes are an integral part of these financial statements.

                           Multimod Investments, Ltd.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                               November 30, 2003
                                  (UNAUDITED)

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

                           Multimod Investments, Ltd.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                               November 30, 2003
                                  (UNAUDITED)

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $  13,569
  Valuation allowance for deferred tax assets              (13,569)
                                                          --------
Net deferred tax assets                                  $    -
                                                          ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of November 30, 2003, the Company had net operating loss carryforwards of approximately $ 13,569 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the three months ended November 30, 2003, the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $13,569 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

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

         Exhibit 31& 32   Certifications

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





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         President





December 1, 2004







                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Multimod Investments, Ltd., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending November 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin N. Winick President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to my knowledge:

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