Form 10QSB
period 2004-11-30
MULTIMOD INVESTMENTS LTD
filed 2005-10-26
CIK 1121601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2004, Commission File No. 0-31335

Multimod Investments, Inc.

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

                            10,024,000


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Multimod Investments, Inc.

                          (A Development Stage Company)

                          Interim Financial Statements

                               November 30, 2004

                                   (UNAUDITED)

Multimod Investments, Inc.

(A Development Stage Company)

INTERIM BALANCE SHEET

NOVEMBER 30, 2004

(UNAUDITED)

                                                  November  Year Ended

                                                    30,      August 31

                                                   2004        2004

                                                (Unaudited)  (Audited)

ASSETS

Current Assets

Cash                                             $   -        $   -

                                                  -------      -------

Total Current Assets                                 -            -

                                                  -------      -------

Other Assets

Incorporation costs                                  -            -

                                                  -------      -------

Total Other Assets                                   -            -

                                                  -------      -------

TOTAL ASSETS                                     $   -        $   -

                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                 $  1,500     $  1,500

Advance from shareholder                            2,795        2,795

                                                  -------      -------

TOTAL CURRENT LIABILITIES                           4,295        4,295

                                                  -------      -------

Stockholders' Equity

Preferred stock, authorized 5,000,000 shares

 par value $ .001: none outstanding                  -            -

Common stock, authorized 50,000,000 shares,

 par value $ .001, issued and outstanding

  - 10,024,000( August 31, 2004 - 10,024,000)      10,024       10,024

Deficit accumulated during the development stage  (14,319)     (14,319)

                                                  -------      -------

Total Stockholders' Equity                         (4,295)      (4,295)

                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   -        $   -

                                                  =======      =======

The accompanying notes are an integral part of these financial statements

Multimod Investments, Inc.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004

(UNAUDITED)

                                                                    From

                                                                  May 12, 2000

                                                                  (Inception)

                                          Three Months Ended          to

                                            November  30,        November 30,

                                          2004      2003             2004

INCOME                                   $   -      $   -        $   -

                                          -------    -------      -------

OPERATING EXPENSES

Professional Fees                            -          -           3,750

Amortization Expenses                        -          -            -

Administrative Expenses                      -          -          10,569

                                          -------    -------      -------

Total Operating Expenses                     -          -          14,319

                                          -------    -------      -------

Net Loss from Operations                 $   -      $   -        $(14,319)

                                          =======    =======      =======

Weighted average number of shares

 outstanding                           10,024,000   10,024,000

                                       ==========   ==========

Net Loss Per Share                       $   -      $   -

                                          =======    =======

The accompanying notes are an integral part of these financial statements.

Multimod Investments, Inc.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004

(UNAUDITED)

                                                                    From

                                                                  May 12, 2000

                                                                  (Inception)

                                          Three Months Ended          to

                                            November  30,        November 30,

                                          2004      2003             2004


Cash Flows From Operating Activities

Net loss                                  $   -    $   -        $  (14,319)

Adjustments to reconcile net loss to

net cash used operating activities:

 Stock issued for services                    -        -            10,024

Changes in assets and liabilities

 Increase(decrease)in accounts payable        -        -             1,500

 Increase in Other Assets                     -        -              -

                                          -------   -------        -------

                                              -        -            11,524

                                          -------   -------        -------

Net Cash Used in Operating Activities         -        -           (2,795)

                                          -------   -------        -------

Cash Flow From Financing Activities

Issuance of common stock                      -        -              -

Advances from shareholder                     -        -             2,795

                                          -------   -------        -------

Net Cash Provided By Financing Activities     -        -             2,795

                                          -------   -------        -------

Increase(decrease) in Cash                    -        -              -

Cash and Cash Equivalents - Beginning of

           period                             -        -              -

                                          -------   -------        -------

Cash and Cash Equivalents - End of

           period                        $    -    $   -          $   -

                                          =======   =======        =======

Supplemental Cash Flow Information

 Interest paid                           $    -    $   -          $   -

                                          =======   =======        =======

 Taxes paid                              $   -     $   -          $   -

                                          =======   =======        =======

The accompanying notes are an integral part of these financial

Statements.

Multimod Investments, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders' Equity

FROM INCEPTION(MAY 12, 2000) TO NOVEMBER 30, 2004

(UNAUDITED)

                                                        Deficit

                                                      Accumulated

                                           Additional  During the

                           Common Stock      Paid-In   Development

                      Shares   Amount        Capital     Stage       Totals


Balance - May 12,

 2000                   -      $   -      $    -       $    -     $    -

Stock issued for

 services             400,000       400        -            -          400

Net loss for

   period               -          -           -           (945)      (945)

-

                     --------   -------     -------     -------    -------

Balance - August

 31, 2000             400,000  $    400    $   -       $   (945)  $   (545)

Stock issued for

 services           9,624,000     9,624        -            -        9,624

Net loss for

   year                 -          -           -        (11,124)   (11,124)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2001          10,024,000  $ 10,024    $   -       $(12,069)  $ (2,045)

Stock issued for

 services               -          -           -            -         -

Net loss for

   year                 -          -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)

Net loss - August

 31, 2004              -           -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2004          10,024,000  $ 10,024    $   -       $(13,569)  $ (3,545)

Net loss - August

 31, 2004              -           -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2004          10,024,000  $ 10,024    $   -       $(14,319)  $ (4,295)

Net loss - November

  30, 2004             -           -           -            -          -

                   ----------   -------     -------     -------    -------

Balance - November

 30, 2004          10,024,000  $ 10,024    $   -       $(14,319)  $ (4,295)

                   ==========   =======     =======     =======    =======

The accompanying notes are an integral part of these financial statements.

Multimod Investments, Inc.

(A Development Stage Company)

Notes To Interim Financial Statements

November 30, 2004

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies:

         Nature of Business

     Multimod Investments, Inc. (the "Company") was incorporated on May 12, 2000 under the laws of the State of Nevada. The Company's primary business operations are to and engage in internet related businesses. The Company is searching for a viable entity upon which to merge and/or  acquire.  The Company intends on going public in order to raise the funds  required  in order to fulfill  its  business objectives.

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

Multimod Investments, Inc.

(A Development Stage Company)

Notes To Interim Financial Statements

November 30, 2004

(UNAUDITED)

         Net earning (loss) per share

     Basic and diluted net loss per share  information  is  presented  under the requirements  of SFAS No. 128,  Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share  reflects the  potential  dilution of  securities by adding other common stock equivalents, including stock options, shares subject to repurchase,

warrants and  convertible  preferred  stock, in the  weighted-average  number of common shares  outstanding for a period, if dilutive.  All potentially  dilutive securities  have  been  excluded  from  the  computation,  as  their  effect  is anti-dilutive

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

Multimod Investments, Inc.

(A Development Stage Company)

Notes To Interim Financial Statements

November 30, 2004

(UNAUDITED)

Note 4 -Income Taxes

Deferred tax assets

  Net operating loss carry-forwards                      $  14,319

  Valuation allowance for deferred tax assets              (14,319)

                                                          --------

Net deferred tax assets                                  $    -

                                                          ========

Realization  of deferred tax assets is dependent upon future  earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation  allowance.  As of November 30,

2004, the Company had net operating loss carry-forwards of approximately $

 14,319 for federal and state income tax purposes. These carry-forwards,  if not utilized to  offset  taxable  income  begin to  expire  in 2017.  Utilization of the net operating  loss may be  subject  to  substantial  annual  limitation due to the ownership change  limitations  provided by the Internal Revenue Code and similar state  provisions.  The annual  limitation could result in the expiration of the net operating loss before utilization.

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

THEREOF OR SIMILAR  EXPRESSIONS OR BY  DISCUSSIONS  OF STRATEGY.  THE CAUTIONARY

STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED

FORWARD-LOOKING  STATEMENTS  WHEREVER  THEY  APPEAR IN THIS  REPORT.  OUR ACTUAL

RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the three months ended November 30, 2004, the Company has not generated any  revenues.  Management's  efforts to date have been  devoted to  focusing on raising capital in order to fulfill its business objectives. To date, management has been  unsuccessful.  The Company has  incurred  operating  losses to date of

$14,319 and will  continue  to incur  losses  until such time as an  acquisition candidate  is  identified  and,  even if  successful  in acquiring a business or consummating  a  business  combination,  there  can be no  assurance  that  this business will be profitable.

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

     Notwithstanding  the  foregoing,  there  can  be  no  assurance  that  the

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

Multimod Investments, Inc.

BY: /s/ M. WINICK

   ---------------------------

   Marvin N. Winick, President

Dated:  October 26, 2005

                                                            Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Marvin N. Winick, certify that;

     1. I have reviewed this  quarterly  report on Form 10-QSB of Multimod Investments, Inc.

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

October 26, 2005

                                                                    EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

     In connection with the Quarterly  Report of Multimod Investments, Inc.,  a

Nevada  corporation  (the  "Company"),  on Form  10-QSB for the  quarter  ending

November  30, 2004 as filed with the  Securities  and Exchange  Commission  (the

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

October 26, 2005.