Form 10QSB
period 2005-02-28
MULTIMOD INVESTMENTS LTD
filed 2005-10-26
CIK 1121601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2005, Commission File No. 0-31335

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

                            10,024,000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Multimod Investments, Inc.

(A Development Stage Company)

Interim Financial Statements

February 28, 2005

(UNAUDITED)

Multimod Investments, Inc.

(A Development Stage Company)

INTERIM BALANCE SHEET

February 28, 2005

(UNAUDITED)

                                                 February  Year Ended

                                                    28,     August 31,

                                                   2005        2004

                                                (Unaudited)  (Audited)

ASSETS

Current Assets

Cash                                             $   -        $   -

                                                  -------      -------

Total Current Assets                                 -            -

                                                  -------      -------

Other Assets

Incorporation costs                                  -            -

                                                  -------      -------

Total Other Assets                                   -            -

                                                  -------      -------

TOTAL ASSETS                                     $   -        $   -

                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                 $  1,500     $  1,500

Advance from shareholder                            2,795        2,795

                                                  -------      -------

TOTAL CURRENT LIABILITIES                           4,295        4,295

                                                  -------      -------

Stockholders' Equity

Preferred stock, authorized 5,000,000 shares

 par value $ .001: none outstanding                  -            -

Common stock, authorized 50,000,000 shares,

 par value $ .001, issued and outstanding

  - 10,024,000(August 31, 2004 - 10,024,000)       10,024       10,024

Deficit accumulated during the development stage  (14,319)     (14,319)

                                                  -------      -------

Total Stockholders' Equity                         (4,295)      (4,295)

                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   -        $   -

                                                  =======      =======

The accompanying notes are an integral part of these financial statements

Multimod Investments, Inc.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED February 28, 2005

(UNAUDITED)

                                                                    From

                                                                (May 12, 2000)

                                                                  Inception

                          Three Months     Six Months Ended          to

                         Ended February 28,  February 28,        February 28,

                           2005    2004      2005      2004         2005

INCOME                  $   -    $   -     $   -      $   -         $   -

                         -------  -------   -------    -------       -------

OPERATING EXPENSES

Professional Fees           -        -         -          -            3,750

Amortization Expenses       -        -         -          -             -

Administrative Expenses     -        -         -          -           10,569

                        -------    -------  -------    -------       -------

Total Operating Expenses    -        -         -          -           14,319

                        -------    -------  -------    -------       -------

Net Loss from

       Operations      $    -     $  -     $   -      $   -         $(14,319)

                        =======    =======  =======    =======       =======

Weighted average number

 of shares

   outstanding       10,024,000 10,024,000 10,024,000 10,024,000

                     ========== ========== ========== ==========

Net Loss Per Share     $   -      $  -       $   -      $   -

                        =======    =======    =======    =======



The accompanying notes are an integral part of these financial statements.

Multimod Investments, Inc.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED February 28, 2005

(UNAUDITED)

                                                              From Inception

                                                               (May 12, 2000)

                                        Six Months Ended           to

                                           February 28,        February 28,

                                          2005        2004         2005

Cash Flows From Operating Activities

Net loss                                  $   -    $   -        $  (14,319)

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

Multimod Investments, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders' Equity

FROM INCEPTION(MAY 12, 2000) TO February 28, 2005

(UNAUDITED)

                                                        Deficit

                                                      Accumulated

                                           Additional  During the

                           Common Stock      Paid-In   Development

                      Shares   Amount        Capital     Stage       Totals

Balance - May 12,

 2000                   -      $   -      $    -       $    -     $    -

Stock issued for

 services             400,000       400        -            -          400

Net loss for

   period               -          -           -           (945)      (945)

                     --------   -------     -------     -------    -------

Balance - August

 31, 2000             400,000  $    400    $   -       $   (945)  $   (545)

Stock issued for

 services           9,624,000     9,624        -            -        9,624

Net loss for

   year                 -          -           -        (11,124)   (11,124)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2001          10,024,000  $ 10,024    $   -       $(12,069)  $ (2,045)

Stock issued for

 services               -          -           -            -         -

Net loss for

   year                 -          -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)

Net loss - August

 31, 2003              -           -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2003          10,024,000  $ 10,024    $   -       $(13,569)  $ (3,545)

Net loss - August

 31, 2004             -            -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2004          10,024,000  $ 10,024    $   -       $(14,319)  $ (4,295)

Net loss – February

 28, 2005             -             -          -            -          -

                    ----------   -------     -------     -------    -------

Balance - February

 28, 2005          10,024,000  $ 10,024    $   -       $(14,319)  $ (4,295)

                   ==========   =======     =======     =======    =======

The accompanying notes are an integral part of these financial statements.

Multimod Investments, Inc.

(A Development Stage Company)

Notes To Interim Financial Statements

February 28, 2005

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

February 28, 2005

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

Multimod Investments, Inc.

(A Development Stage Company)

Notes To Interim Financial Statements

February 28, 2005

(UNAUDITED)

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

2005, the Company had net operating loss carryforwards of approximately $ 14,319 for federal and state income tax purposes. These carryforwards,  if not utilized to  offset  taxable  income  begin to  expire  in 2017.  Utilization  of the net operating  loss may be  subject  to  substantial  annual  limitation  due to the ownership change  limitations  provided by the Internal Revenue Code and similar state  provisions.  The annual  limitation could result in the expiration of the net operating loss before utilization.

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

THEREOF OR SIMILAR  EXPRESSIONS OR BY  DISCUSSIONS  OF STRATEGY.  THE CAUTIONARY

STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED

FORWARD-LOOKING  STATEMENTS  WHEREVER  THEY  APPEAR IN THIS  REPORT.  OUR ACTUAL

RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the six months ended  February  28, 2005 the Company has not  generated any  revenues.  Management's  efforts to date have been  devoted to  focusing on raising capital in order to fulfill its business objectives. To date, management has been  unsuccessful.  The Company has  incurred  operating  losses to date of

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

Multimod Investment, Inc.

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

February  28, 2005 as filed with the  Securities  and Exchange  Commission  (the

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